Form 10-Q
period 2000-03-31
SFC NEW HOLDINGS INC
filed 2000-05-15
CIK 1088961

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 2000               Commission File Number 33-383063
                  --------------                                    -----------

                                  SFC New Holdings, Inc.
          ----------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                  State of Delaware                 52-2173533
             -----------------------------------------------------
               (State or other jurisdiction       (I.R.S. Employer
               of incorporation or organization)  Identification No.)


            520 Lake Cook Road, Suite 550, Deerfield, IL 60015
          -------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code (847) 405-5300
                                                         ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      X       No
                                   -----



The number of shares outstanding of the Registrant's common stock as of May 15, 2000 was 100 shares of common stock.



                  SFC NEW HOLDINGS, INC AND SUBSIDIARIES


                                   INDEX



PART I - FINANCIAL INFORMATION                               Page No.
                                                            ----------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
        as of March 31, 2000 and December 31, 1999               3

     Condensed Consolidated Statements of Operations for
        the three-month periods ended March 31, 2000 and 1999    4

     Condensed Consolidated Statements of Cash Flows for
        the three-month periods ended March 31, 2000 and 1999    5

     Notes to Financial Statements                             6-8

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS       9-10

PART II - OTHER INFORMATION                                     11

SIGNATURE                                                       12



PAGE <2>



                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

                 SFC NEW HOLDINGS, INC AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets

                            ($ In thousands)


                                                   March 31,      December 31,
                                                      2000           1999
                                                    -------         ------
                                                  (unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $   254,122       $   28,545
  Accounts receivable, net                            26,199           15,826
  Inventories                                         13,268           10,895
  Net assets of discontinued operations                    -          169,980
  Other current assets                                24,589            8,680
                                                  ----------        ---------

          Total current assets                       318,178          233,926

Property, plant, and equipment, net                   66,307           67,248
Intangible assets, net                               112,337           96,954
Other noncurrent assets                               34,156           29,564
                                                  ----------        ---------
          Total assets                            $  530,978        $ 427,692
                                                  ==========        =========

      Liabilities and Stockholders' Equity
Current liabilities:
  Current maturities of long-term debt            $      748        $   2,867
  Accounts payable                                    15,446           12,999
  Accrued expenses                                    35,144           44,700
                                                  ----------        ---------
          Total current liabilities                   51,338           60,566

Long-term debt                                       578,611          841,115
Due to Specialty Foods Acquisition Corporation         7,491            7,507
Other noncurrent liabilities                          13,086           22,615
                                                  ----------         --------
          Total liabilities                          650,526          931,803
                                                  ----------         --------

Stockholders' equity                                (119,548)        (504,111)
                                                  ----------         --------
          Total liabilities and
             stockholders' equity                 $  530,978       $  427,692
                                                  ==========        =========



See accompanying notes to condensed consolidated financial statements.

PAGE <3>

                          SFC NEW HOLDINGS, INC AND SUBSIDIARIES

                       Condensed Consolidated Statements of Operations

                                         (Unaudited)
                                       ($ In thousands)

                                                    Successor     Predecessor
                                                   ----------     -----------
                                                  Three months ended March 31,
                                                        2000          1999
                                                       -----         -----

Net sales                                          $   69,617       $   69,357
Cost of sales                                          30,056           30,244
                                                   ----------       ----------
     Gross profit                                      39,561           39,113

Operating expenses:
 Selling, distribution, general and administrative     38,825           39,851
 Amortization of intangibles                              704              699
                                                   ----------        ---------
     Total operating expenses                          39,529           40,550
                                                   ----------        ---------

     Operating profit (loss)                               32           (1,437)

Other expenses:
 Interest expense, net                                 25,751           23,493
 Other expense, net                                       634              483
                                                   ----------         --------
     Loss before income taxes                         (26,353)         (25,413)

Provision for income taxes                                 87               11
                                                   ----------         --------
     Loss from continuing operations                  (26,440)         (25,424)

Discontinued operations:
 Net income (loss)                                       (454)           5,787
 Gain on disposal, net                                414,310                -
                                                   ----------         --------
                                                      413,856            5,787
                                                   ----------         --------

    Income (loss) before extraordinary item           387,416          (19,637)

Extraordinary item                                     (2,853)               -
                                                   ----------         --------

            Net income (loss)                      $  384,563       $  (19,637)
                                                   ==========         ========

See accompanying notes to condensed consolidated financial statements.

PAGE <4>

                       SFC NEW HOLDINGS, INC AND SUBSIDIARIES

                   Condensed Consolidated Statements of Cash Flows

                                    (Unaudited)
                                  ($ In thousands)

                                                    Successor      Predecessor
                                                    ---------      ----------
                                                  Three months ended March 31,
                                                  ---------------------------
                                                        2000           1999
                                                      ------         ------
Cash flows from operating activities:
 Loss from continuing operations                  $   (26,440)     $   (25,424)
 Adjustments to reconcile to net cash
 from continuing operating activities
   Depreciation and amortization                        4,865            3,658
   Debt issuance cost amortization                      2,504            2,764
   Accretion of interest                                  990                -
   Changes in operating assets and liabilities, net
     of effects from businesses acquired or sold      (30,405)          (5,800)
                                                    ---------         --------
       Net cash used by continuing
          operating activities                        (48,486)         (24,802)
       Net cash provided (used) by
          discontinued operations                      (5,545)          10,196
                                                    ---------         --------
        Net cash used by operating activities         (54,031)         (14,606)


Cash flows from investing activities:
   Proceeds from divestitures of businesses           567,381            3,800
   Acquisitions of businesses, net of cash acquired   (22,336)               -
   Capital expenditures                                (1,364)          (1,399)
   Other                                                1,538            2,205
                                                    ---------         --------
        Net cash provided by investing activities     545,219            4,606

Cash flows from financing activities:
   Increase (decrease) in revolving credit            (97,801)          22,801
   Refinancing costs                                        -             (586)
   Payments on long-term debt                        (167,810)          (1,112)
                                                   ----------         --------
        Net cash provided (used) by
             financing activities                    (265,611)          21,103

Increase in cash and cash equivalents                 225,577           11,103
Cash - beginning of period                             28,545            5,715
                                                   ----------         --------
Cash - end of period                               $  254,122        $  16,818
                                                   ==========        =========

See accompanying notes to condensed consolidated financial statements.

PAGE <5>

NOTE 1 - General

   (a)  Reorganization

   SFC New Holdings, Inc. (together with its Subsidiaries, the "Successor Company") was formed to exchange debt securities issued by the Company for certain debt securities of Specialty Foods Corporation ("Predecessor Company" or "SFC"). As required by the context, the "Company" refers to the Successor Company or the Predecessor Company. SFC contributed its interest in the operating subsidiaries and other assets through a wholly-owned subsidiary, SFC-Sub, to SFAC New Holdings, Inc., a direct parent of SFC New Holdings, Inc. As a result of the debt exchange and revised corporate structure, completed on June 11, 1999, SFC New Holdings, Inc. is treated as a successor company for reporting purposes.


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

   These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Successor Company for the year ended
   December 31, 1999 included in the annual report filed on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

   Prior period financial information of the Predecessor Company is based on its historical financial information. Certain amounts in the Predecessor Company 1999 financial statements have been reclassified to conform to the manner in which the 2000 financial statements have been presented.

PAGE  <6>

NOTE 2 - Inventories

   The components of inventories are as follows:

                                                  March 31,     December 31,
                                                     2000          1999
                                                   -------       -------

    Raw materials and packaging                 $   6,269      $    5,275
    Work in progress                                  302             190
    Finished goods                                  5,462           4,158
    Other                                           1,904           1,742
                                                  -------        --------
                                                   13,937          11,365
    Less obsolescence and other allowances           (669)           (470)
                                                  -------        --------
                                                $  13,268      $   10,895
                                                  ======         =========

   Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in first-out ("FIFO") method.


NOTE 3 -Divestitures

   On March 20, 2000, the Company completed the sale of its subsidiary, Metz Baking Company ("Metz"), to the Earthgrains Company for $625,000. This divestiture has been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30 and the related gain on disposal has been recorded in the three-month period ended March 31, 2000. Metz is a leading retail bread company serving the Midwestern United States. Upon closing, approximately $37,000 of the purchase price was used to terminate the Company's accounts receivable facility. Additionally, $20,000 of the purchase price was paid into an escrow to secure potential future indemnification obligations of SFC New Holdings, Inc. arising out the sale. Depending on the amount of any potential future indemnification obligations, the escrow will release $10,000 one year after closing and the remaining amount two years after the closing.

   In addition, in April 1999, the Company sold its subsidiary, H&M Food Systems Company, Inc. ("H&M"), to IBP for $132,000. H&M is a producer of custom formulated, pre-cooked meat products that are sold primarily to national restaurant chains and prepared-food producers. This divestiture has been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. At closing, $5,000 of the purchase price was paid into a one-year escrow to secure potential future indemnification obligations of SFC New Holdings, Inc. arising out of the sale. The Company has not yet received payment of the escrow and is currently in discussions with IBP regarding payment.

   The net assets of Metz are reported as a single line item in the Company's Condensed Consolidated Balance Sheet for December 31, 1999 and the pre-divestiture operating results of Metz and H&M are reported in the discontinued operations section of the accompanying Condensed Consolidated Statements of Operations. No interest expense has been allocated to discontinued operations.

page <7>

NOTE 4 - Acquisitions

   On January 20, 2000, the Company completed the acquisition of the Lew-Mark Baking Company for $23,100. Lew-Mark Baking holds the exclusive license to the Archway brand in the states of New York and New Jersey and had 1999 sales of approximately
   $25,000.


NOTE 5 - Debt

   As a result of the March 20, 2000 sale of its Metz operating unit, the Company has (i) paid in full its Revolving and Term
   Loan facilities and (ii) initiated two separate offers to purchase senior notes.

   Concurrent with the Metz closing, the Company has paid in full amounts outstanding under the Revolving and Term Loan facilities totaling $265,611 and terminated these arrangements. Due to this early extinguishment of debt, the Company wrote off deferred debt issuance costs related to these facilities of $2,853 during the three-month period ended March 31, 2000 and recorded the write-off as an extraordinary item.

   On April 14, 2000, the Company. initiated offers to purchase, in two separate offers, (i) any and all of its $150,000 issue of 12 1/8% Senior Notes and (ii) $54,000 of its 11
   1/4% Senior Notes. Each offer was made for a cash purchase price of 100% of the principal amount, plus accrued and unpaid interest, if any. In the event that the aggregate principal amount of the tendered 11 1/4% Senior Notes surrendered by the holders thereof exceeds the $54,000 amount, the 11 1/4%
   Senior Notes shall be selected for tender on a pro rata basis. Any notes not tendered or returned in the tender offers will remain obligations of SFC and will continue to accrue interest and have all of the benefits of the indenture pursuant to which such notes were issued.

   On May 15, 2000, the Company completed the tender offer and paid the following amounts: (i) $149,905 of the 12 1/8
   Senior Notes and (ii) $54,000 of the 11 1/4 Senior Notes on a pro rata basis.


NOTE 6 - Legal

   SFC New Holdings, Inc., Saputo Group ("Saputo") and Dean Metropoulos have reached a global settlement (the "Settlement") with respect to the ongoing Cacique case. In connection with the Settlement, all lawsuits and claims involving the Company that concern the Cacique case were dismissed with prejudice, including: (a) the lawsuit filed by Saputo seeking to require the Company to post an appeal bond in the Cacique case and (b) the lawsuit filed by Mr. Metropoulos concerning his indemnification from Stella. In addition, as part of the Settlement, Saputo assumed full responsibility for and control of the Cacique litigation and fully and finally released the Company from any and all indemnity obligations with respect to the litigation. In exchange for the dismissals and release of indemnity, the Company has made a payment to Saputo that is substantially less than the currently outstanding verdict of approximately $24,000. This payment may be reduced (but cannot be increased) by certain future amounts that will be determined by the ultimate resolution of the Cacique case.


page <8>

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Seasonality

The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher cookie sales in the summer months, as well as in the winter holiday season.


Results of Operations

COMPARISON OF FIRST QUARTER 2000 TO FIRST QUARTER 1999

Consolidated net sales from continuing operations increased to $69.6 million in 2000 compared to $69.4 million in 1999. Higher
Archway brand sales driven by the Lew-Mark acquisition more than offset declines in discontinued product lines.

The Company's gross profit margin improved to 56.8% in 2000 from 56.4% in 1999 due principally to a favorable product mix at Mother's.

Selling, distribution, and general and administrative ("SDG&A") expenses decreased $1.1 million in 2000 to $38.8 million primarily due to lower sales management, route and trade promotion cost levels.

Interest expense, net increased $2.3 million to $25.8 million in 2000 primarily due to increased interest rates that resulted from the June 1999 debt exchange and refinancing.
Other expense, net increased to $0.6 million in 2000 compared to $0.5 million in 1999. The increase is primarily due to losses on the disposal of property, plant and equipment.

As a result of the above factors, net loss from continuing operations increased to $26.4 million in 2000 compared to $25.4 million in 1999.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three-month periods ended March 31, 2000 and March 31, 1999 is calculated as follows:

PAGE <9>

                                      Three months ended March 31,
                                      ------------------------------
                                              2000        1999
                                             -----        -----
                                               (In thousands)

Operating profit (loss)                    $    32       $  (1,437)
Depreciation and amortization                4,865           3,658
                                          --------       ---------

                                           $ 4,897       $   2,221
                                           =======       =========


Liquidity and Capital Resources

Net cash used in operating activities for the three months ended March 31, 2000 totaled $54.0 million. Net cash used by continuing operating activities included seasonally high levels of cash pay interest, the termination of the accounts receivable facility and the related repurchase of Mother's and Archway's receivables, the legal settlement with respect to the ongoing Cacique case and amounts required to collateralize remaining letters of credit. In 1999, cash used by operating activities of $14.6 million was principally driven by interest and working capital requirements.

Net cash provided by investing activities totaled $545.2 million in 2000 and is primarily due to the proceeds from the sale of Metz, offset by the cost of the Lew-Mark Baking Company acquisition. In 1999, net cash provided by investing activities totaled $4.6 million and was primarily attributable to the collection of a note receivable from a previously divested business.

Net cash used in financing activities totaled $265.6 million in 2000 due to payments made to terminate the Revolving Credit and Term Loan facilities. In 1999, net cash provided by financing activities amounted to $21.1 million principally due to additional borrowings under the Company's Revolving Credit Facility.

Based upon the above, the net increase in cash in 2000 and 1999 was $225.6 million and $11.1 million, respectively.

As of March 31, 2000 the Company had a cash balance of $254.1 million. The Company intends to use available funds to satisfy the Senior Note tender offers. Additionally, management believes that available funds should be adequate for near-term operating needs. However, there can be no assurances that available funds will be adequate to meet such needs.


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

PAGE  <10>

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



PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

None.


Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.

(b) On March 13, 2000, the Company filed a report on Form 8-K announcing the offers to purchase, in two separate offers, (i) any and all of its $150 million issue of 12 1/8% Senior Notes and (ii) $54 million of its 11 1/4% Senior Notes.

(c) On April 25, 2000, the Company filed a report on Form 8-K describing a settlement with respect to the ongoing Cacique case.



PAGE  <11>

                              SIGNATURE
                              --------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SFC NEW HOLDINGS, INC.
                       ----------------------
                            (Registrant)
                           --------------



                                   By:

Date:  May 15, 2000                /s/ Robert L. Fishbune
                                   ------------------------
                                   Robert L. Fishbune
                                   Vice President and Chief
                                      Financial Officer




                         EXHIBIT INDEX

Exhibit
Number                          Description of Document
------                           ----------------------

10.54*         2000 Specialty Foods Corporation Annual Bonus Plan

27*            Financial Data Schedule

___________
*Filed Herewith.



PAGE <12>