Form 10-Q
period 2000-06-30
SFC NEW HOLDINGS INC
filed 2000-08-14
CIK 1088961

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q



             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


  For Quarter Ended June 30, 2000        Commission File Number 33-383063
                    -------------                               ---------

                              SFC New Holdings, Inc.
                ----------------------------------------------------
                (Exact name of registrant as specified in its charter)


                  State of Delaware                 52-2173533
               -----------------------------------------------------
               (State or other jurisdiction        (I.R.S. Employer
               of incorporation or organization)   Identification No.)


            520 Lake Cook Road, Suite 550, Deerfield, IL 60015
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

     Registrant's telephone number, including area code (847) 405-5300
                                                        --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      X       No
                                  ------        -------



The number of shares outstanding of the Registrant's common stock as of August 14, 2000 was 100 shares of common stock.

               SFC NEW HOLDINGS, INC. AND SUBSIDIARIES


                                INDEX
                                -----


PART I - FINANCIAL INFORMATION                          Page No.
                                                        --------
     ITEM 1. FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheets
       as of June 30, 2000 and December 31, 1999            3

     Condensed Consolidated Statements of Operations for
       the three- and six-month periods
       ended June 30, 2000 and 1999                         4

     Condensed Consolidated Statements of Cash Flows for
       the six-month periods
       ended June 30, 2000 and 1999                         5

     Notes to Financial Statements                        6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS  8-10

PART II - OTHER INFORMATION                                11

SIGNATURE                                                  12

                  PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

              SFC NEW HOLDINGS, INC. AND SUBSIDIARIES

               Condensed Consolidated Balance Sheets

                          ($ In thousands)

                                      June 30,      December 31,
                                         2000          1999
                                         ----          ----
       Assets                        (unaudited)
Current assets:
  Cash and cash equivalents          $   32,806   $    28,545
  Accounts receivable, net               31,983        15,826
  Inventories                            14,031        10,895
  Net assets of discontinued operations       -       169,980
  Other current assets                   21,084         8,680
                                         ------       -------
          Total current assets           99,904       233,926

Property, plant, and equipment, net      63,566        67,248
Intangible assets, net                  112,208        96,954
Other noncurrent assets                  24,767        29,564
                                         ------        ------
          Total assets               $  300,445    $  427,692
                                        =======       =======
 Liabilities and Stockholders' Equity

Current liabilities:
  Current maturities of long-term debt  $   351       $ 2,867
  Accounts payable                       14,600        12,999
  Accrued expenses                       33,161        44,700
                                         ------       -------
          Total current liabilities      48,112        60,566

Long-term debt (Note 5)                 374,633       841,115
Due to Specialty Foods Acquisition
  Corporation                             7,491         7,507
Other noncurrent liabilities             12,734        22,615
                                        -------       -------
          Total liabilities             442,970       931,803

Stockholders' equity                   (142,525)     (504,111)
                                        -------       -------

          Total liabilities and      $  300,445     $ 427,692
            stockholders' equity        =======       =======


See accompanying notes to condensed consolidated financial statements.

                    SFC NEW HOLDINGS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations

                                  (Unaudited)
                               ($ In thousands)

                       Three months ended June 30,   Six months ended June 30,
                       -------------------------------------------------------
                             2000        1999              2000         1999
                             ----        ----              ----         ----
 Net sales                $ 74,937    $ 76,067          $ 144,554    $ 145,424
 Cost of sales              31,026      31,711             61,082       61,955
                            ------      ------             ------       ------
      Gross profit          43,911      44,356             83,472       83,469

 Operating expenses:
  Selling, distribution,
   general and
   administrative           40,117      43,623             78,942       83,474
  Amortization of
   intangibles                 818         706              1,522        1,405
                            ------      ------             ------       ------
      Total operating
        expenses            40,935      44,329             80,464       84,879
                            ------      ------             ------       ------

      Operating profit
        (loss)               2,976          27              3,008       (1,410)

 Other expenses:
   Interest expense, net    13,604      23,292             39,355       46,785
   Third-party financing
     fees                        -       8,405                  -        8,405
   Other expense, net          949       2,580              1,583        3,063
                            ------      ------             ------       ------
      Loss before income
         taxes             (11,577)    (34,250)           (37,930)     (59,663)

 Provision for
 income taxes                   96          35                183           46
                            ------     -------             ------       ------
      Loss from continuing
        operations         (11,673)    (34,285)           (38,113)     (59,709)

 Discontinued operations:
   Net income (loss)             -      11,798               (454)      17,585
   Gain (loss) on
     disposal, net          (3,434)     29,826            410,876       29,826
                            -------     ------            -------       ------
                            (3,434)     41,624            410,422       47,411
                            -------     ------            -------       ------

     Income (loss) before
       extraordinary item  (15,107)      7,339            372,309      (12,298)

 Extraordinary item         (7,870)          -            (10,723)           -
                           --------     ------            --------      ------
     Net income (loss)   $ (22,977)    $ 7,339         $  361,586   $  (12,298)
                           ========    =======            ========     ========

See accompanying notes to condensed consolidated financial statements.

                         SFC NEW HOLDINGS, INC. AND SUBSIDIARIES

                    Condensed Consolidated Statements of Cash Flows

                                         (Unaudited)
                                      ($ In thousands)

                                     Six months ended June 30,
                                        2000          1999
                                        ----          ----
Cash flows from operating
activities:
 Loss from continuing operations    $ (38,113)     $ (59,709)
 Adjustments to reconcile to net
 cash used by continuing operating
 activities
   Depreciation and amortization        9,883          7,992
   Debt issuance cost amortization      3,961          5,427
   Accretion of interest                  990            498
   Changes in operating assets and
     liabilities, net of effects from
     businesses acquired or sold      (36,479)        (3,981)
                                      --------        -------
   Net cash used by continuing
     operating activities             (59,758)       (49,773)
   Net cash used by
discontinued operations                (8,979)       (12,311)
                                      --------       --------
     Net cash used by operating
       activities                     (68,737)       (62,084)

Cash flows from investing activities:
 Proceeds from divestitures of
   businesses                         567,381        117,886
 Acquisition of business              (22,464)             -
 Capital expenditures                  (2,980)        (4,232)
 Other                                  1,048          2,098
                                      --------       --------
     Net cash provided
       by investing activities        542,985        115,752

Cash flows from financing activities:
 Increase (decrease) in revolving
   credit                             (97,801)        22,801
 Refinancing costs                          -        (18,011)
 Payments on long-term debt          (372,186)        (2,156)
 Other                                      -            216
                                     --------        --------
     Net cash provided (used)
       by  financing activities      (469,987)         2,850

Increase in cash and cash
  equivalents                           4,261         56,518
Cash and cash equivalents -
  beginning of period                  28,545          5,714
                                    ---------      ---------
Cash and cash equivalents -
  end of period                     $  32,806      $  62,232
                                    =========      =========

See accompanying notes to condensed consolidated financial statements.


NOTE 1 - GENERAL

   In the opinion of management, the accompanying unaudited interim condensed financial information of SFC New
   Holdings, Inc. and its subsidiaries (collectively, the "Company") contains all adjustments, consisting only of those of a normal recurring nature, except as otherwise indicated, necessary to present fairly the Company's financial position and results of operations. All significant intercompany accounts, transactions and profits have been eliminated.

   These financial statements are for interim periods and do not include all information normally provided in annual financial statements and should be read in conjunction with the financial statements of the Company for the year ended December 31, 1999 included in the annual report filed on Form 10-K and any reports on Form 8-K filed during the current fiscal year. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

   Certain amounts in the 1999 financial statements have been reclassified to conform to the manner in which the 2000 financial statements have been presented.


NOTE 2 - Inventories

   The components of inventories are as follows:

                                     June 30,      December 31,
                                       2000          1999
                                       ----          ----
                                          (In thousands)
    Raw materials and packaging     $  6,575       $  5,275
    Work in progress                     206            190
    Finished goods                     5,992          4,158
    Other                              2,057          1,742
                                       -----          -----
                                      14,830         11,365
    Less obsolescence and other
      allowances                        (799)          (470)
                                      -------        -------
                                    $ 14,031       $ 10,895
                                      =======        =======

   Inventories are stated at the lower of cost or market. Cost is determined principally by the first-in first-out ("FIFO") method.

NOTE 3 -Divestitures

   During March 2000, the Company completed the sale of its subsidiary, Metz Baking Company ("Metz"), to the Earthgrains Company. In addition, in April 1999, the Company sold its subsidiary, H&M Food Systems Company, Inc. ("H&M"), to IBP. These divestitures have been reported as discontinued operations in the accompanying financial statements in accordance with Accounting Principles Board Opinion No. 30. The net gain on disposal of discontinued operations reported in the Condensed Consolidated Statements of Operations relates to the sale of these subsidiaries.

   The net assets of Metz are reported as a single line item in the Company's Condensed Consolidated Balance Sheet for December 31, 1999 and the pre-divestiture operating results of Metz and H&M are reported in the discontinued operations section of the accompanying Condensed Consolidated Statements of Operations. No interest expense has been allocated to discontinued operations.


NOTE 4 - Acquisitions

   On January 20, 2000, the Company completed the acquisition of the Lew-Mark Baking Company for $23,100. Lew-Mark Baking held the exclusive license to the Archway brand in the states of New York and New Jersey. Its 1999 sales approximated $25,000.


NOTE 5 - Debt

   Concurrent with the Metz closing, the Company has paid in full amounts outstanding under the Revolving and Term Loan facilities totaling $265,611 and terminated these arrangements. Additionally, in April 2000, the Company commenced offers to purchase, in two separate offers, (i) any and all of its $150,000 issue of 12 1/8% Senior Notes and
   (ii) $54,000 of its 11 1/4% Senior Notes. On May 15, 2000,
   the Company completed the tender offers and paid the following amounts: (i) $149,905 of the 12 1/8% Senior Notes and (ii) $54,000 of the 11 1/4% Senior Notes on a pro rata basis. Any notes not tendered or returned in the tender offers remain obligations of the Company and will continue to accrue interest and have all of the benefits of the indenture pursuant to which such notes were issued.

   Due to this early extinguishment of debt, the Company wrote off deferred debt issuance costs related to these debt instruments of $7,870 and $10,723, respectively, during the three and six-month periods ended June 30, 2000 and recorded the write-off as an extraordinary item in the accompanying financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Seasonality

The Company's businesses are moderately seasonal with lower sales, operating profit, and cash flows generally occurring in the first quarter of the year. This seasonality is due primarily to higher cookie and specialty bread/cafe sales in the summer months, as well as in the winter holiday season.


Results of Operations

COMPARISON OF SECOND QUARTER 2000 TO SECOND QUARTER 1999


Consolidated net sales from continuing operations decreased 1.6% to $74.9 million in 2000 compared to $76.1 million in 1999. The decrease in net sales was primarily due to the Company's exit from non-core cookie product lines.

The Company's gross profit margin percentage increased to 58.6% in 2000 from 58.3% in 1999 principally due to favorable commodities and product mix at Mother's/Archway.

Selling, distribution, and general and administrative ("SDG&A") expenses decreased $3.5 million in 2000 to $40.1 million primarily due to lower employee benefit and trade promotion cost levels.

Interest expense, net decreased $9.7 million in 2000 to $13.6 million from $23.3 million in 1999. The decrease resulted from:
(i) the payoff of the revolver and term loan and payments made on the 12 1/8% and 11 1/4% Senior Note tender offers as discussed in
Note 5 and (ii) increased interest income in 2000.

As a result of the above factors, net loss from continuing operations decreased to $11.7 million in 2000 compared to $34.3 million in 1999.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

  SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999


Consolidated net sales from continuing operations decreased 0.6% to $144.6 million in 2000 compared to $145.4 million in 1999. The decrease in net sales was primarily due to the Company's exit from non-core cookie product lines.

The Company's gross profit margin percentage increased to 57.8% in 2000 from 57.4% in 1999 primarily due to lower commodity costs and a favorable product mix at Mother's/Archway.

Selling, distribution, and general and administrative expenses decreased $4.6 million in 2000 to $78.9 million primarily due to lower employee benefit and trade promotion cost levels.

Interest expense, net in 2000 decreased $7.4 million to $39.4 million from $46.8 million in 1999. The decrease resulted from:
(i) the payoff of the revolver and term loan and payments made on the 12 1/8% and 11 1/4% Senior Note tender offers as discussed in
Note 5 and (ii) increased interest income.

As a result of the above factors, net loss from continuing operations decreased to $38.1 million in 2000 compared to $59.7 million in 1999.

The Company reports minimal state income tax and no federal income tax due to its net operating loss position for tax purposes.

Because of the highly leveraged status of the Company, earnings before interest, taxes, depreciation, and amortization ("EBITDA") is an important performance measure used by the Company and its stakeholders. The Company believes that EBITDA provides additional information for determining its ability to meet future debt service requirements. However, EBITDA is not indicative of operating income or cash flow from operations as determined under generally accepted accounting principles. The Company's EBITDA from continuing operations for the three and six-month periods ended June 30, 2000 and 1999 is calculated as follows:

                          Three Months Ended    Six Months Ended
                                 June 30,           June 30,
                             2000      1999        2000     1999
                          ---------------------------------------
                                        (In thousands)
Operating Profit          $ 2,976   $     27    $  3,008  $ (1,410)
Depreciation and
 amortization               5,018      4,334       9,883     7,992
                            -----      -----       -----    -------
EBITDA                    $ 7,994   $  4,361    $ 12,891  $  6,582
                            =====      =====      ======    =======

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2000 totaled $68.7 million. Net cash used by continuing operating activities included seasonally high levels of cash pay interest, the termination of the accounts receivable facility and the related repurchase of Mother's and Archway's receivables, the legal settlement with respect to the ongoing Cacique case and amounts required to collateralize remaining letters of credit.
In 1999, cash used by operating activities of $62.1 million was principally driven by interest, working capital requirements and the cash requirements for discontinued operations.

Net cash provided by investing activities totaled $543.0 million in 2000 and is primarily due to the proceeds from the sale of Metz, offset by the cost of the Lew-Mark Baking Company acquisition and planned capital expenditures. Net cash provided by investing activities totaled $115.8 million in 1999 and is primarily due to the proceeds from the sale of H&M, offset by planned capital expenditures.

Net cash used in financing activities totaled $470.0 million in 2000 due to payments made to terminate the Revolving Credit and Term Loan facilities and payments made on the 12 1/8% and 11 1/4%
Senior Note tender offers. Net cash provided by financing activities totaled $2.9 million in 1999 principally due to increased revolver borrowings, offset by payments of debt refinancing costs.

Based upon the above, the net increase in cash in 2000 and 1999 was $4.3 million and $56.5 million, respectively.

As of June 30, 2000 the Company had a cash balance of $32.8 million. Management believes that available funds should be adequate for near-term operating needs. However, there can be no assurances that available funds will be adequate to meet such needs.

As reported in the Form 8-K filed June 16, 2000, the Company announced an agreement (the "Agreement") with the holders ("Holders") of a major portion of its 13 1/4% Senior Subordinated Discount Debentures, 13% Senior Secured Discount Debentures and 11% Senior Subordinated Discount Debentures in order to facilitate certain strategic options that the Company is currently exploring. The Agreement does not require the Company to pursue any particular course of action but provides a methodology for the allocation of sale proceeds and other assets to its stakeholders in the event of a sale of the Company's remaining assets and the receipt of customary approvals. The Agreement provides that under certain circumstances other stakeholders may receive less than full value. The Agreement is binding on current Holders who have signed the Agreement and subsequent transferees of those Holders' notes. The Company believes that this Agreement will enhance its ability to pursue options that will maximize the value for its businesses for all of its stakeholders.

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


PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on June 14, 2000 in Deerfield, Illinois. The stockholders of the Company took the following actions at the annual meeting:

1. The stockholders elected the following directors of the Comapny to serve for the term expiring on the date of the next annual meeting or until their respective successors are duly elected and qualified:
    Messrs. Thomas J. Baldwin, Lawrence S. Benjamin, J. Taylor Crandall, Robert B. Haas, Jerry M. Meyer, Andrew J. Nathanson, David G. Offensend, Marc A. Particelli, Anthony P. Scotto and Douglas D. Wheat. An aggregate of 59,848,733 shares were cast in favor of the election of each of the directors: none were cast against.

2. The stockholders ratified and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the Company's 2000 fiscal year. An aggregate of 59,848,733 shares were cast in favor of the action: none were against.



Item 6:  Exhibits and Reports on Form 8-K

(a)  See Exhibit Index filed herewith.


(b) On May 26, 2000, the Company filed a report on Form 8-K regarding the escrow related to the H&M sale.

(c) On June 16, 2000, the Company filed a report on Form 8-K discussing an agreement with the holders of a major portion of its 13 1/4% Senior Subordinated Notes, 13% Senior Secured Discount Debentures and 11% Senior Subordinated Discount Debentures in order to facilitate certain strategic options that the Company is currently exploring.

(d) On July 10, 2000, the Company filed a report on Form 8-K regarding the settlement of the claim submitted by the buyer of H&M Food Systems, Inc.

(e) On July 24, 2000, the Company filed a report on Form 8-K regarding operating results for the period ended June 30, 2000.

                           SIGNATURE
                           ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SFC New Holdings, Inc.
                    ----------------------
                        (Registrant)
                        ------------

                                   By:


Date:  August 14, 2000             /s/ Robert L. Fishbune
                                   -----------------------
                                       Robert L. Fishbune
                                       Vice President and Chief
                                       Financial Officer



                             EXHIBIT INDEX

Exhibit
Number                       Description of Document
------                       -----------------------
10.55*           Form of 2000 Specialty Foods Corporation Annual Bonus Plan

10.56* Archway - Mother's Cake & Cookie Co. Amended and Restated Annual Bonus Plan, 2000

10.57*           Andre-Boudin Amended and Restated Annual Bonus Plan, 2000

10.58* Mother's Cake & Cookie Co. Second Amended and Restated Supplemental Long Term Incentive Plan for Key Employees

27*              Financial Data Schedule

___________


*Filed Herewith.